Form 10-Q
period 1995-09-30
MAY DRILLING PARTNERSHIP 1984-3
filed 1995-11-13
CIK 739647

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  ---     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

   --- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 2-89194

                             -----------------------

                         MAY DRILLING PARTNERSHIP 1984-3
                         MAY LIMITED PARTNERSHIP 1984-3
             (Exact name of registrant as specified in its charter)

                            ------------------------


               TEXAS                           75-1994687
  (State or other jurisdiction of              75-1994682
   incorporation or organization)           (I.R.S. Employer
                                          Identification Number)
 4582 SOUTH ULSTER STREET PARKWAY
    SUITE 1700
  DENVER, COLORADO                                80237
 (Address of principal executive                 (Zip Code)
 offices)

Registrant's telephone number, including area code:  (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  ___



                         MAY DRILLING PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                 (In thousands)


                                    September 30,   December 31,
                                        1995            1994
                                    -------------   ------------
                                    (Unaudited)

 ASSETS
 Investment in
  May Limited Partnership 1984-3         $300           $318
                                          ===            ===


 PARTNERS' CAPITAL
 Partners' Capital                       $300           $318
                                         ====           ====


NOTE: The statements of operations and cash flows for May Drilling Partnership 1984-3 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-3 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-3 on the equity method. The May Limited Partnership 1984-3 financial statements should be read in conjunction with these balance sheets.



                         MAY LIMITED PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                 (In thousands)

                                    September 30,   December 31,
                                        1995            1994
                                    -------------   ------------
                                    (Unaudited)

 ASSETS

 CURRENT ASSETS
  Cash and cash equivalents         $    329        $   304
  Accrued oil and gas sales              193            232
  Due from affiliate                      89             99
  Contributions receivable from
    general partner                                      29
                                      -------        -------
      Total                              611            664
                                      -------        -------

 OIL AND GAS PROPERTIES, using the
 full cost method of accounting        7,629          7,626
    Less - Accumulated depletion      (7,629)        (7,626)
                                      -------        -------

      Net oil and gas properties           -              -
                                      -------        -------

 TOTAL ASSETS                       $    611       $    664
                                      =======        =======


 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
  Accounts payable and accrued
    liabilities                     $     12        $    14
                                      -------         ------

      Total                               12             14
                                      -------         ------

 PARTNERS' CAPITAL
  General Partner                        299            332
  Limited Partner                        300            318
                                      -------         ------
      Total                              599            650
                                      -------         ------

 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                            $    611        $   664
                                       ======         ======



                         MAY LIMITED PARTNERSHIP 1984-3
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)

                                     For the Three Months Ended
                                     --------------------------

                                    September 30,  September 30,
                                        1995           1994
                                    ------------   -------------

 REVENUES
  Oil revenue                       $    154       $    165
  Gas revenue                            178            202
  Interest income                          3              4
                                      -------        -------
      Total                              335            371
                                      -------        -------

 COSTS AND EXPENSES
  Lease operating                          7              8
  Production taxes                        28             29
  General and administrative              10             11
  Professional services and
    other                                  2              2
                                      -------        -------
      Total                               47             50
                                      -------        -------

 NET INCOME                         $    288       $    321
                                      =======        =======

 ALLOCATION OF NET INCOME:
  General Partner                   $     96       $    106
                                      =======        =======

  Limited Partner                   $    192       $    215
                                      =======        =======
    Per initial $1,000 limited
      partner investment            $  29.10       $  32.58
                                      =======        =======

    Weighted average initial
      $1,000 limited partner
      investment units outstanding     6,599          6,599
                                      =======        =======




                         MAY LIMITED PARTNERSHIP 1984-3
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                      For the Nine Months Ended
                                      -------------------------
                                    September 30,  September 30,
                                        1995           1994
                                     ------------   ------------
 REVENUES
  Oil revenue                       $    437       $    482
  Gas revenue                            488            786
  Interest income                         11              8
                                      -------       --------

      Total                              936          1,276
                                      -------        -------

 COSTS AND EXPENSES
  Lease operating                         23             19
  Production taxes                        76             82
  General and administrative              33             33
  Depletion                                3              -
  Professional services and
    other                                  7              9
                                     --------        -------
      Total                              142            143
                                      -------        -------

 NET INCOME                         $    794       $  1,133
                                      =======        =======
 ALLOCATION OF NET INCOME:

  General Partner                   $    267       $    377
                                      =======        =======

  Limited Partner                   $    527       $    756
                                      =======        =======
    Per initial $1,000 limited
      partner investment            $  79.86       $ 114.56
                                      =======        =======

    Weighted average initial
      $1,000 limited
      partnerinvestment units
      outstanding                      6,599          6,599
                                      =======        =======




                         MAY LIMITED PARTNERSHIP 1984-3
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                      For the Nine Months Ended

                                    September 30,  September 30,
                                        1995           1994
                                    -------------   ------------

 CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income                          $    794        $ 1,133
  Adjustment to reconcile net
    income to net cash
    provided by operating
    activities:
      Depletion                              3
                                        -------        -------
 Cash from operations before
  working capital changes                  797          1,133

  Changes in assets and
    liabilities provided (used)
    cash:
      Accrued oil and gas sales             39            143
      Due from affiliate                    10            (57)
      Contributions receivable
       from general partner                 29
      Accounts payable and
       accrued liabilities                  (2)            (2)
                                        -------        -------


 Net cash provided by operating
  activities                               873          1,217
                                        -------         -------
 CASH FLOW FROM INVESTING
 ACTIVITIES

  Additions to oil and gas                  (3)
    properties                          -------         -------

 Net cash used in investing                 (3)
  activities                            -------         -------

 CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Distributions to partners               (845)        (1,245)
  Contributions from general
    partner                                                26
                                        -------         -------

 Net cash used in financing
  activities                              (845)        (1,219)
                                        -------         -------

 Net increase (decrease) in cash
  and cash equivalents                      25             (2)
 CASH AND CASH EQUIVALENTS:

  Balance, beginning of period             304            255
                                         ------         ------
  Balance, end of period               $   329        $   253
                                         ======         ======


                   The accompanying notes are an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1984-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1994 Annual Report on Form 10-K.


NOTE 2 - LEGAL PROCEEDING

In October 1995, the parties agreed in principle to settle the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff in the lawsuit alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by the Partnership and approximately 80 other named defendants, he contracted myelogenous leukemia. The majority of the Partnership's share of the settlement liability is covered by the Partnership's liability insurance carriers. The Partnership's share of the amounts not covered by insurance has not yet been determined because of the complexity of the allocation.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $873,000 for the nine months ended September 30, 1995, and $845,000 was distributed to partners. A distribution was declared in October 1995. The distribution amount is $320,000, payable $213,000 to May Drilling Partnership 1984-3 partners and $107,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994

OIL REVENUES

Oil revenues decreased $11,000 during the third quarter 1995 as compared to the corresponding period in 1994 as the result of a decrease in production combined with a decrease in the average oil price. Oil production decreased 3% on the Freddie Aker #1 due to a decrease in the state allowable production limits. The average oil price decreased from $17.56 per barrel in 1994 to $17.01 per barrel in 1995.

GAS REVENUES

Gas revenues decreased $24,000 for the third quarter of 1995 as compared to the corresponding period in 1994 due to a decrease in the average gas price, combined with a decrease in production. The average gas price decreased from $1.97 per mcf in 1994 to $1.77 per mcf in 1995. Gas production decreased 2% on the Freddie Aker #1 due to a decrease in the state allowable production limits.

LEASE OPERATING EXPENSE

Lease operating expense decreased $1,000 during the third quarter of 1995 as compared to the corresponding period in 1994 due to a decrease in maintenance costs on the Freddie Aker #1.

PRODUCTION TAXES

Production taxes decreased $1,000 during the third quarter of 1995 as compared to the corresponding period in 1994 due a decrease in oil and gas revenue as previously discussed.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

The comparisons for the nine months ended September 30, 1995 and the nine months ended September 30, 1994 are consistent with those discussed in the third quarter 1995 compared to the third quarter 1994 except for the following:

OIL REVENUE

Oil revenue decreased $45,000 during the first nine months of 1995 as compared with the same period during 1994 due to an 18% decrease in oil production due to state allowable production limits as well, as normal production declines, partially offset by an increase in prices. The average oil increased from $15.99 per barrel in 1994 to $17.70 per barrel in 1995.

GAS REVENUE

Gas revenue decreased $298,000 during the first nine months of 1995 as compared with the same period in 1994 due to a decrease in both production and price. Gas production decreased by 20% from 1994 to 1995, and the average gas price decreased from $2.38 per mcf in 1994 to $1.85 per mcf in 1995.

LEASE OPERATING EXPENSE

Lease operating expense increased $4,000 during the first nine months of 1995 as compared to the corresponding period in 1994 due to increased maintenance activity.

PROFESSIONAL SERVICES AND OTHER

Professional services and other expense decreased $2,000 during the first nine months of 1995 as compared with the same period during 1994 due to the timing of the payments for professional services.

PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

     Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1994 and Item 1 - Note 2 of this Form 10-Q.


ITEM 2  - CHANGES IN SECURITIES

     None.


ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5  - OTHER INFORMATION

     None.


ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

     None.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                 MAY DRILLING PARTNERSHIP 1984-3
                                 MAY LIMITED PARTNERSHIP 1984-3

                                 BY: EDP OPERATING, LTD.,
                                      GENERAL PARTNER

                                 BY: HALLWOOD G. P., INC.,
                                      GENERAL PARTNER




 Date:  November 2, 1995         By: /s/Robert S. Pfeiffer
                                   -----------------------------
                                   Robert S. Pfeiffer, Vice President
                                   (Principal Accounting Officer)