Form 10-K405
period 1995-12-31
MAY DRILLING PARTNERSHIP 1984-3
filed 1996-03-04
CIK 739647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

  __ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-89194

                             -----------------------

                         MAY DRILLING PARTNERSHIP 1984-3
                         MAY LIMITED PARTNERSHIP 1984-3
             (Exact name of registrant as specified in its charter)

                            ------------------------


                                                         75-1994687
        TEXAS                                            75-1994682
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification Number)
   4582 SOUTH ULSTER STREET PARKWAY
        SUITE 1700
      DENVER, COLORADO                                       80237
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (303) 850-7373

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                           Name of each exchange
 Title of each class                       on which registered
 -------------------                     ---------------------
      NONE                                     NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                      DOCUMENTS INCORPORATED BY REFERENCE:


                                           PART OF FORM
                                           10-K INTO
                                           WHICH IT IS
 DOCUMENT                                  INCORPORATED
 --------                                  ------------
 The General Partnership
 Agreement and the Limited
 Partnership Agreement filed as            Part IV
 an Exhibit to Registration
 Statement No. 2-89194


                                     PART I
                                     ------


ITEM 1 - BUSINESS

May Drilling Partnership 1984-3 (the "Drilling or General Partnership") and May Limited Partnership 1984-3 (the "Limited Partnership") were organized by May Petroleum Inc. ("May") to explore for and develop oil and gas reserves primarily in Texas, Oklahoma and Louisiana. Funds received from the sale and production of oil and gas reserves are used to pay the obligations of the Limited Partnership. Funds not required by the Limited Partnership as working capital are distributed to the participants in the Drilling Partnership and the general partner.

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1996, HPI employed 133 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1995, all such required contributions had been accrued.

PARTICIPATION IN EXPENSES AND REVENUES

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as shown in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.


                                        Drilling      General
                                      Partnership     Partner
                                       ----------    -------
 Abandonment expenses (1)                 99%           1%
 Noncapital expenses                      99%           1%
 Direct expenses                          99%           1%
 Lease acquisition expenses                -           100%
 Capital expenses                          -           100%
 Oil and gas revenues                     (2)           (2)
 Operating expenses                       (2)           (2)
 Special projects                         (2)           (2)
 General and administrative overhead      (2)           (2)
<F1>

  (1)  Includes  expenses  that  would  otherwise  be  allocated  as  lease acquisition  expenses and/or  capital expenses  but  that relate  to abandoned properties.
<F2>
  (2)  Such items were  shared 70% by the  Drilling Partnership and 30%  by
       the general partner  until December  31, 1984.   As of December  31,
       1984, and as of  December 31 of each year thereafter, the sharing of such items is  adjusted so the general  partner's allocation  equals the  percentage that  the  amount  of Limited  Partnership  expenses allocated to  the general partner bears  to the aggregate amount  of
       Limited Partnership  expenses allocated to  the general partner  and the  Drilling Partnership,  plus 15  percentage  points,  but in  no
       event  will  the  general partner's  allocation  exceed  50%.    The
       sharing ratio for each of the last three years was:

                       1995      1994      1993
                       ------    ------    ------
 Limited Partner       66.7%     66.9%     67.2%

 General Partner       33.3%     33.1%     32.8%


In 1996, the sharing ratio will be 66.4% to the limited partner and 33.6% to the general partner.

To the extent that the characterization of any expense of the Limited Partnership depends on its deductibility for federal income tax purposes, the proper characterization is determined by the general partner (according to its intended characterization on the Limited Partnership's federal income tax return) in good faith at the time the expense is to be charged or credited. Such characterization will control related charges and credits to the partners regardless of any subsequent determination by the Internal Revenue Service or a court of law that the reported expenses should be otherwise characterized for tax purposes.

COMPETITION

Oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy. See also "Marketing" for a discussion of the market structure for oil and gas sales.

REGULATION

Production and sale of oil and gas is subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor law, interstate sales, excise taxes and federal, state and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which the Limited Partnership does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

FEDERAL INCOME TAX CONSIDERATIONS

The Limited Partnership and the General Partnership are partnerships for federal income tax purposes. Consequently, they are not taxable entities; rather, all income, gains, losses, deductions and credits are passed through and taken into account by the partners on their individual federal income tax returns. In general, distributions are not subject to tax so long as such distributions do not exceed the partner's adjusted tax basis. Any distributions in excess of the partner's adjusted tax basis are taxed generally as capital gains.

MARKETING

The oil and gas produced from the properties owned by the Limited Partnership has typically been marketed through normal channels for such products. Oil has generally been sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. The majority of the Limited Partnership's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. Both oil and natural gas are purchased by refineries, major oil companies, public utilities and other users and processors of petroleum products.


Factors which, if they were to occur, might adversely affect the Limited Partnership include decreases in oil and gas prices, the availability of a market for production, rising operational costs of producing oil and gas, compliance with and changes in environmental control statutes and increasing costs and difficulties of transportation.

SIGNIFICANT CUSTOMERS

For the years ended December 31, 1995, 1994 and 1993, purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership.

                          1995      1994      1993
                          ------    ------    ------
 Koch Oil Company                    20%       38%
 Louisiana Gas System                          52%
 Conoco Inc.               72%       60%


Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

ENVIRONMENTAL CONSIDERATIONS

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The general partner is continually taking actions it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.

INSURANCE COVERAGE

The Limited Partnership is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Limited Partnership maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to the Limited Partnership's, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Limited Partnership's earnings and financial position.


ITEM 2  - PROPERTIES

The Limited Partnership's oil and gas reserves are concentrated in one  prospect
in south  Louisiana.   Natural gas  accounts for 57%  of estimated  future gross
revenues in the Limited Partnership's reserve report as of December 31, 1995.

SIGNIFICANT PROSPECT

At December 31, 1995, the following prospect accounted for all of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1995 reserve report prepared by HPI's petroleum engineers.


MONTET PROSPECT. The Montet prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect contains one productive well and has estimated remaining net proved reserves of 39,000 bbls of oil and 383,000 mcf of gas as of December 31, 1995. The Limited Partnership's working interest in this well is 15%. The prospect produces from one zone, the Bol Mex 3 formation at approximately 15,275 feet.


ITEM 3  - LEGAL PROCEEDINGS

For a description of legal proceedings affecting The Limited Partnership, please refer to Item 8-Note 3.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1995.


                                     PART II
                                     -------


ITEM 5 -   MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND  RELATED STOCKHOLDER
           MATTERS

  a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

  b) As of December 31, 1995, there were approximately 531 holders of record of partnership interests in the Drilling Partnership.

  c) Distributions paid by the Limited Partnership were as follows (in thousands):

            General   Limited
            Partner   Partner
            -------   -------
   1995      $407    $  758
   1994       523       991
   1993       580     1,095


ITEM 6 -  SELECTED FINANCIAL DATA

                                     For the Limited Partnership
                                 As of or for the Year Ended December 31,
                         -----------------------------------------------
                          1995       1994        1993       1992       1991
                        ------      ------     ------     ------      ------
                                            (In thousands)

 Total revenues         $1,338     $1,657      $1,271     $1,941     $1,419
 Oil and gas revenues    1,323      1,646       1,261      1,932      1,400
 Net income              1,139      1,462       1,065      1,577      1,076
 Working capital           654        650         673      1,224        626
 Total assets              670        664         688      1,272        722
 Partners' capital         654        650         673      1,257        700


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material changes in the Limited Partnership's cash position for the years ended December 31, 1995 and 1994 are summarized as follows:


                                            1995          1994
                                          ------        ------
                                              (In thousands)
 Cash provided by operating activities    $ 1,108      $ 1,537
 Distributions to partners                 (1,165)      (1,514)
 Contributions from partners                   29           26
 Additions to oil and gas properties           (3)

 Increase (decrease) in cash              $   (31)     $    49



Cash provided by operating activities in 1995 was used primarily for distributions to partners. Future distributions depend on, among other things, continuation of current or higher oil and gas prices and markets for production.


The Limited Partnership has net working capital of $654,000 at December 31, 1995. This working capital, together with cash flows generated from operations, may be used to fund future distributions.

Proved reserves and discounted future net revenues (discounted at 10% and before general and administrative expenses) attributable to proved reserves were estimated at 39,000 bbls and 383,000 mcf valued at $1,423,000 in 1995 and 36,000 bbls and 320,000 mcf valued at $1,084,000 in 1994. The Partnership's oil and gas reserves were revised upward during 1995 based upon the continued performance of the Freddie Aker.

RESULTS OF OPERATIONS
---------------------

1995 COMPARED TO 1994
---------------------

OIL REVENUE

Oil revenue decreased $37,000 during 1995 as compared with 1994. The decrease is comprised of a 14% decrease in production, partially offset by an increase in the average price from $16.18 per barrel in 1994 to $17.67 per barrel in 1995. The decrease in production from 40,675 barrels in 1994 to 35,169 barrels in 1995 is primarily due to decreased state allowable production limits combined with normal production declines.

GAS REVENUE

Gas revenue decreased $286,000 during 1995 as compared with 1994. The decrease is due to a decrease in the average gas price from $2.27 per mcf during 1994 to $1.98 per mcf during 1995 combined with a 19% decrease in production. The decrease in production from 435,640 mcf in 1994 to 353,904 mcf in 1995 is due to decreased state allowable production limits as well as normal production declines.

LEASE OPERATING

Lease operating expense increased $3,000 during 1995 as compared with 1994 primarily due to increased maintenance activity during 1995.

PRODUCTION TAXES

Production taxes decreased $9,000 during 1995 as compared with 1994 as a result of decreased oil and gas revenue during 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $2,000 during 1995 as compared with 1994 primarily due to an increase in the allocation of overhead from the general partner.

DEPLETION

Depletion expense increased $3,000 during 1995 as compared with 1994 due to an increase in capitalized costs during 1995.

LITIGATION SETTLEMENT

Litigation settlement expense during 1995 represents the costs of a lawsuit settlement which is further discussed in Item 8 - Note 3 of this Form 10-K.

1994 COMPARED TO 1993
---------------------

OIL REVENUE

Oil revenue increased $95,000 in 1994 as compared to 1993. Production increased 22% from 33,207 bbls in 1993 to 40,675 bbls in 1994. This increase is offset by a decrease in the average oil price from $17.44 per barrel in 1993 to $16.18 per barrel in 1994.

GAS REVENUE

Gas revenue increased $290,000 as compared to 1993. Production increased 27% from 343,978 mcf in 1993 to 435,640 mcf in 1994. This increase is offset by a decrease in the average gas price from $2.45 per mcf in 1993 to $2.27 per mcf in 1994.

LEASE OPERATING

Lease operating expense decreased $2,000 as compared to 1993, due to decreased maintenance activity.

PRODUCTION TAXES

Production taxes increased $30,000 as compared to 1993, due to the increase in oil and gas revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $11,000 in 1994 as compared to 1993, due to a decrease in the allocation of overhead from the general partner.

DEPLETION

Depletion expense decreased $33,000 as compared to 1993, because the oil and gas properties are fully depleted.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

FINANCIAL STATEMENTS:

  Independent Auditors' Report                                                10

  Balance Sheets at December 31, 1995 and 1994 -
    May Drilling Partnership 1984-3                                           11

  Balance Sheets at December 31, 1995 and 1994 -
    May Limited Partnership 1984-3                                            12

  Statements of Operations for the Years Ended
    December 31, 1995, 1994 and 1993 -
    May Limited Partnership 1984-3                                            13

  Statements of Changes in Partners' Capital for the
    Years Ended December 31, 1995, 1994 and 1993 -
    May Limited Partnership 1984-3                                            14

  Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993 -
    May Limited Partnership 1984-3                                            15

  Notes to Financial Statements - May Drilling Partnership 1984-3
    and May Limited Partnership 1984-3                                     16-18

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                      19

                       INDEPENDENT AUDITORS' REPORT
                          ----------------------------


TO THE PARTNERS OF MAY DRILLING PARTNERSHIP 1984-3 AND
  MAY LIMITED PARTNERSHIP 1984-3:

We have audited the financial statements of May Drilling Partnership 1984-3 ("General Partnership") and May Limited Partnership 1984-3 ("Limited Partnership") as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1995 and 1994, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1996




                         MAY DRILLING PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                 (In thousands)

                                                December 31,   December 31,
                                                    1995            1994
                                                ------------   ------------
 ASSETS
 Investment in May Limited Partnership 1984-3       $317           $318
                                                     ===            ===


 PARTNERS' CAPITAL

 Partners' Capital                                  $317           $318
                                                     ===            ===

Note: The statements of operations and cash flows for May Drilling Partnership 1984-3 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1984-3 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-3 on the equity method. The May Limited
       Partnership 1984-3 financial statements should be read in conjunction with this balance sheet.




                         MAY LIMITED PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                 (In thousands)

                                                   December 31,   December 31,
                                                       1995            1994
                                                   ------------   ------------
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                         $   273        $   304
   Accrued oil and gas sales                             281            232
   Due from affiliate                                     86             99

   Contributions receivable from general partner          30             29
                                                       ------        -------

      Total                                              670            664
                                                       ------        -------

 OIL AND GAS PROPERTIES, using the
   full cost method of accounting                      7,629          7,626
    Less - Accumulated depletion                      (7,629)        (7,626)
                                                       ------         ------
      Net oil and gas properties
                                                       ------        -------

 TOTAL ASSETS                                        $   670       $    664
                                                       ======        =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
   Accounts payable and accrued liabilities          $    16        $    14
                                                       ------         ------

 PARTNERS' CAPITAL
   General Partner                                       337            332
   Limited Partner                                       317            318
                                                       ------         ------
      Total                                              654            650
                                                       ------         ------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL             $   670        $   664
                                                       ======         ======



                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (In thousands, except for Units)

                                        1995         1994         1993
                                      --------     --------     --------
 REVENUES
   Oil Revenue                      $    621      $   658       $   563
   Gas Revenue                           702          988           698
   Interest Income                        15           11            10
                                       -----        -----         -----
      Total                            1,338        1,657         1,271
                                       =====        =====         =====


 COSTS AND EXPENSES
   Lease Operating                        29           26            28
   Production Taxes                      105          114            84
   General and Administrative             45           43            54
   Depletion                               3                         33
   Litigation Settlement                   8
   Professional services and other         9           12             7
                                      ------       ------       ------
      Total                              199          195           206
                                      ------       ------        ------

 NET INCOME                          $ 1,139      $ 1,462       $ 1,065
                                      ======       ======        ======

 ALLOCATION OF NET INCOME:
   General Partner                   $   382      $   486       $   357
                                      ======       ======         ======
   Limited Partner                   $   757      $   976       $   708
                                      ======       ======        ======
   Per initial $1,000 Limited
      Partner investment               $114.71      $147.90       $107.29
                                        ======       ======        ======
   Weighted average initial $1,000
      Limited Partner investment
      units outstanding                6,599        6,599         6,599
                                      ======       ======        ======



                         MAY LIMITED PARTNERSHIP 1984-3
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                General     Limited
                                Partner     Partner      Total
                                -------     -------      -----
 BALANCE, DECEMBER 31, 1992   $   537     $   720     $ 1,257
   Capital contributions           26                      26
   Net income                     357         708       1,065
   Distributions                 (580)     (1,095)     (1,675)
                                ------      ------      ------

 BALANCE, DECEMBER 31, 1993       340         333         673
   Capital contributions           29                      29
   Net income                     486         976       1,462
   Distributions                 (523)       (991)     (1,514)
                                ------      ------      ------

 BALANCE, DECEMBER 31, 1994       332         318         650
   Capital contributions           30                      30
   Net income                     382         757       1,139
   Distributions                 (407)       (758)     (1,165)
                                ------      ------      ------


 BALANCE, DECEMBER 31, 1995   $   337     $   317     $   654
                                ======      ======      ======




                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                             1995       1994       1993
                                             ------    -------    -------
                                           --        -          -
 OPERATING ACTIVITIES:
   Net income                            $ 1,139    $ 1,462    $ 1,065
   Adjustment to reconcile net income
    to net cash provided by operating
    activities:
      Depletion                                3                    33
                                             ------    ------     ------

        Cash from operations
           before working capital changes  1,142      1,462      1,098

   Changes in assets and liabilities
    provided (used) cash:
    Accrued oil and gas sales                (49)       116        227
    Due from affiliate                        13        (40)       180
    Accounts payable and accrued
        liabilities                            2         (1)
                                             ------    ------     ------
        Net cash provided by
          operating activities             1,108      1,537      1,505
                                             ------    ------     ------

 INVESTING ACTIVITIES:
   Additions to oil and gas properties        (3)
                                             ------    ------     ------

        Net cash used in investing
           activities                         (3)
                                             ------    ------     ------

 FINANCING ACTIVITIES:
   Distributions to partners              (1,165)    (1,514)    (1,675)
   Contributions from partners                29         26         49
                                             ------    ------     ------
        Net cash used in financing
           activities                     (1,136)    (1,488)    (1,626)
                                             ------    ------     ------

 NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                     (31)        49       (121)

 CASH AND CASH EQUIVALENTS:

   BEGINNING OF YEAR                         304        255        376
                                             ------    ------     ------


   END OF YEAR                           $   273    $   304    $   255
                                             ======    ======     ======


                  The accompanying notes are an integral part
                          of the financial statements.




                        MAY DRILLING PARTNERSHIP 1984-3
                                       AND
                         MAY LIMITED PARTNERSHIP 1984-3

                          NOTES TO FINANCIAL STATEMENTS


(1)  ACCOUNTING POLICIES AND OTHER MATTERS

GENERAL PARTNERSHIP

May Drilling Partnership 1984-3, a Texas general partnership (the "General Partnership"), was organized by May Petroleum Inc. ("May") for the purpose of oil and gas exploration through May Limited Partnership 1984-3 (the "Limited Partnership"). The General Partnership was formed on November 7, 1984, with investors ("Participants") subscribing an aggregate of $6,599,000 in assessable $1,000 units. After the expenditure of the initial contributions of the
Participants, additional mandatory assessments from each Participant are provided for under the terms of the general partnership agreement in an amount up to 25% of the initial contribution of the Participant. During 1985, May assessed the Participants 5% of initial contributions. No additional assessments have been made since 1985.

The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal of the Limited Partnership's net assets no later than December 31, 1988, and during the two succeeding years, if such net assets are positive. The manager has made repurchase offers in each year since 1989 and intends to make a repurchase offer in 1996.

As  the  General  Partnership  is  the  sole  limited  partner  of  the  Limited
Partnership, its results of operations, cash flows and changes in partners' capital are equal to the limited partner's share of the Limited Partnership's results of operations, cash flows and changes in partners' capital as set forth herein. Therefore, separate statements of operations, cash flows and changes in partners' capital are not presented for the General Partnership.

LIMITED PARTNERSHIP

The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership, for the purpose of oil and gas exploration and production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are concentrated in one prospect in south Louisiana. Among other things, the terms of the Limited Partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. As of December 31, 1995, all such contributions had been accrued.

On June 30, 1987, May sold to HEP all of its economic interest in the Limited Partnership and account receivable balances due from the Limited Partnership. HEP became the general partner of the Limited Partnership in 1988.



SHARING OF COSTS AND REVENUES

Capital costs, as defined by the Agreement, for commercially productive wells and the costs related to the organization of the Limited Partnership are borne by the general partner. Noncapital costs and direct expenses, as defined by the Agreement, are charged 1% to the general partner and 99% to the limited partner. Oil and gas sales, operating expenses and general and administrative overhead are shared so that the general partner's allocation will equal the percentage that the amount of Limited Partnership expenses, as defined, allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the limited partner, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was as follows:

                       1995      1994      1993
                       ------    ------    ------
 Limited Partner       66.7%     66.9%     67.2%
 General Partner       33.3%     33.1%     32.8%


SIGNIFICANT CUSTOMERS

For the years ended December 31, 1995, 1994 and 1993, purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:

                         1995      1994      1993
                         ------    ------    ------
 Koch Oil Company                   20%       38%

 Louisiana Gas System                         52%
 Conoco Inc.              72%       60%


Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

INCOME TAXES

No provision for federal income taxes is included in the financial statements of the Limited Partnership or the General Partnership because, as partnerships, they are not subject to federal income tax and the tax effects of their activities accrue to the partners. The partnerships' tax returns, the qualification of the General and Limited Partnerships as partnerships for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the partnerships' taxable income or loss, the tax liability of the partners could change accordingly.

OIL AND GAS PROPERTIES

The Limited Partnership follows the full cost method of accounting for oil and gas properties and, accordingly, capitalizes all costs associated with the exploration and development of oil and gas reserves.

The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.01 in 1995, $-0- in 1994 and $.03 in 1993.

Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1995, 1994 or 1993.

Generally  no gains or losses  are recognized on the sale  or disposition of oil
and  gas properties.   Maintenance and  repairs are charged  against income when
incurred.

GAS BALANCING

The Limited Partnership uses the sales method for accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

As of December 31, 1995 the  net imbalance to the Limited Partnership's interest
is not considered material.   Current imbalances can be made up  with production
from the existing well.

USE OF ESTIMATES

The preparation of the financial statements for the Limited Partnership and General Partnership in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RELATED PARTY TRANSACTIONS

Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership. The amounts due from HPI were $86,000 and $99,000 as of December 31, 1995 and 1994, respectively. These balances represent net revenues less operating costs and expenses.

CASH FLOWS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.


(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

HPI conducts the day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each partnership based upon the time spent on that partnership. General and administrative overhead allocated by HPI to the Limited Partnership totaled $44,000 in 1995, $43,000 in 1994 and $53,000 in 1993.


(3)  LEGAL PROCEEDING

In the fourth quarter of 1995, the parties settled the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by the Limited Partnership and the approximately 80 other named defendants, he contracted myelogenous leukemia. The Limited Partnership's share of the settlement not covered by insurance was $8,000.


                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)


The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

COSTS INCURRED -

                                    For the Years Ended December 31,
                                   1995           1994            1993
                                 ------         ------          -----
                                             (In thousands)

 Development costs                 $  3           $  -            $  -
                                   ===             ===            ===

OIL AND GAS RESERVES -

                                        1995           1994           1993
                                        --------       --------      --------
                                     Bbls    Mcf    Bbls   Mcf    Bbls    Mcf
                                      ---    ---     ---    ---    ---     ---
                                    -              -             -
                                                        (In
                                                    thousands)

 Total Proved Reserves:
   Beginning of period               36    320     29     259     28    300
   Revisions to previous estimates   38    417     48     497     34    303
   Production                       (35)  (354)   (41)   (436)   (33)  (344)

    End of Period                    39    383     36     320     29    259

 Proved Developed Reserves:
    Beginning of period              36    320     29     259     28    300

    End of period                    39    383     36     320     29    259



Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.



ITEM 9  - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III
                                    --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Drilling Partnership and Limited Partnership are managed by affiliates of HEP and do not have directors or executive officers.


ITEM 11 - EXECUTIVE COMPENSATION

The partnerships pay no salaries or other direct remuneration to officers, directors or key employees of the general partner or HPI. The Limited Partnership reimburses the general partner for general and administrative costs incurred on behalf of the partnerships. See Note 2 to the Financial Statements.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the general partner, no person owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 37.8% of the outstanding units. The general partner of HEP is Hallwood Energy Corporation.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see Part I, Item 1 and Part II, Item 7.


                                     PART IV
                                     -------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  Financial Statements and Schedules:
     See Index at Item 8.

b.  Reports on Form 8-K - None.

c.  Exhibits:

    3.1 The General Partnership Agreement and the Limited Partnership Agreement filed as an Exhibit to Registration Statement No. 2-89194, are incorporated herein by reference.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                               MAY DRILLING PARTNERSHIP 1984-3
                               MAY LIMITED PARTNERSHIP 1984-3
                               BY:  EDP OPERATING, LTD., GENERAL
                                    PARTNER

                               BY:  HALLWOOD G.P., INC.
                                    GENERAL PARTNER




                               By:  /s/William L. Guzzetti
                                  ---------------------------
                                  William L. Guzzetti
                                  President, Chief Executive
                                  Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                  Title               Date
           ---------                  -----              -----


                               Vice President
 /s/Robert S. Pfeiffer         (Principal          February 29, 1996
 ---------------------------   Accounting          -----------------
 Robert S. Pfeiffer            Officer)