Form 10-Q
period 1996-03-31
MAY DRILLING PARTNERSHIP 1984-3
filed 1996-05-10
CIK 739647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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






                         MAY DRILLING PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                 (In thousands)



                                      March 31,     December 31,
                                        1996            1995
                                     (Unaudited)

 ASSETS
 Investment in
 May Limited Partnership 1984-3          $581           $317
                                          ===            ===


 PARTNERS' CAPITAL

 Partners' Capital                       $581           $317
                                          ===            ===






<F1>
NOTE: The  statements  of  operations  and cash  flows  for  May  Drilling
      Partnership  1984-3 are  not presented  because such  information is equal to the limited  partner's share of such activity  as presented in the May Limited Partnership 1984-3 financial statements.  The May
      Drilling   Partnership  carries   its  investment  in   May  Limited
      Partnership  1984-3  on   the  equity  method.     The  May  Limited
      Partnership   1984-3  financial   statements  should   be   read  in
      conjunction with these balance sheets.






                         MAY LIMITED PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                 (In thousands)


                                        March 31,     December 31,
                                          1996             1995
                                      (Unaudited)

 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                $   380          $   273
 Accrued oil and gas sales                    394              281
 Due from affiliate                           264               86
 Contributions receivable from
 general partner                                                30
                                            ------           ------

 Total                                      1,038              670
                                            ------           ------

 OIL AND GAS PROPERTIES, using the
 full cost method of accounting             7,629            7,629
 Less - Accumulated depletion              (7,629)          (7,629)
                                            ------           ------


 Net oil and gas properties                     -                -
                                            -------          -------

 TOTAL ASSETS                             $ 1,038          $   670
                                            ======           ======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES

 Accounts payable and accrued
 liabilities                              $    16          $    16
                                           ------           ------

 Total                                         16               16
                                            ------           ------

 PARTNERS' CAPITAL
 General partner                              441              337
 Limited partner                              581              317
                                            ------           ------


 Total                                      1,022              654
                                            ------           ------

 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                  $ 1,038          $   670
                                            ======           ======


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                       For the Three Months
                                          Ended March 31,
                                        1996           1995

 REVENUES
 Oil revenue                           $   224        $   126
 Gas revenue                               494            136
 Interest income                             4              4
                                         ------         ------

 Total                                     722            266
                                         ------         ------

 COSTS AND EXPENSES
 Lease operating                            10              7
 Production taxes                           41             21
 General and administrative                  9             12
 Depletion                                                  3
 Professional services and other             3              3
                                         ------         ------

 Total                                      63             46
                                         ------         ------

 NET INCOME                            $   659        $   220
                                         ======         ======

 ALLOCATION OF NET INCOME:

 General Partner                       $   221        $    76
                                         ======         ======

 Limited Partner                       $   438        $   144
                                         ======         ======

 Per initial $1,000 limited
 partner investment                   $ 66.37       $ 21.82
                                        ======        ======

 Weighted average initial $1,000
 limited partner investment units
 outstanding                             6,599          6,599
                                         ======         ======



                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                       For the Three Months
                                          Ended March 31,
                                         1996           1995

 OPERATING ACTIVITIES:

 Net income                          $   659        $   220
 Adjustment to reconcile net
 income to net cash provided by
 operating activities:
 Depletion                                                3
                                       ------        -------

 Cash from operations before
 working capital changes                 659            223

 Changes in assets and iabilities
 provided (used) cash:
 Accrued oil and gas sales              (113)            79
 Due from affiliate                     (178)            27
 Accounts payable and accrued
 liabilities                                             (5)
                                      -------         ------

 Net cash provided by operating
 activities                              368            324
                                       ------         ------

 INVESTING ACTIVITIES:
 Additions to oil and gas
 properties                                              (3)
                                      -------        -------

 Net cash used in investing
 activities                                              (3)
                                      -------         ------

 FINANCING ACTIVITIES:
 Distributions to partners              (291)          (332)
 Contributions from general
 partner                                  30             29
                                       ------         ------
 Net cash used in financing
 activities                             (261)          (303)
                                       ------         ------

 NET INCREASE IN CASH AND CASH
 EQUIVALENTS                             107             18

 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period            273            304
                                       ------         ------


 Balance, end of period              $   380        $   322
                                       ======         ======





<F1>
                    The accompanying note is an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1984-3
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1984-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1995 Annual Report on Form 10-K.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $368,000 for the first quarter of 1996, and $291,000 was distributed to partners. A distribution was declared in April 1996. The distribution amount is $767,000, payable $509,000 to May
Drilling Partnership 1984-3 partners and $258,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

OIL REVENUES

Oil revenue increased $98,000 during the first quarter 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in the average oil price. Oil production increased 63% on the Freddie Aker #1 due to an increase in the state allowable production limits. The average oil price increased from $17.65 per barrel in 1995 to $19.15 per barrel in 1996.

GAS REVENUE

Gas revenue increased $358,000 for the first quarter of 1996 as compared to the corresponding period in 1995 due to an increase in the average gas price, combined with an increase in production. The average gas price increased from $1.81 per mcf in 1995 to $3.70 per mcf in 1996. Gas production increased 78% on the Freddie Aker #1 due to an increase in the state allowable production limits.


LEASE OPERATING

Lease operating expense increased $3,000 during the first quarter of 1996 as compared to the corresponding period in 1995 due to an increase in maintenance costs on the Freddie Aker #1.

PRODUCTION TAXES

Production taxes increased $20,000 during the first quarter of 1996 as compared to the corresponding period in 1995 due an increase in oil and gas revenue previously discussed.

GENERAL AND ADMINISTRATIVE

General and administrative expense decreased $3,000 during the first quarter of 1996 as compared with the first quarter of 1995 due to an increase in allocated overhead from the general partner.

DEPLETION

Depletion expense decreased $3,000 during the first quarter of 1996 as compared with the first quarter of 1995, because the oil and gas properties are fully depleted.

PART II -    OTHER INFORMATION


ITEM 1  -    LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995.


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


                                 MAY DRILLING PARTNERSHIP 1984-3
                                 MAY LIMITED PARTNERSHIP 1984-3

                                 BY:   EDP OPERATING, LTD.,
                                       GENERAL PARTNER

                                 BY:   HALLWOOD G. P., INC.,
                                       GENERAL PARTNER




 Date:  May 9, 1996              By:   /s/Robert S. Pfeiffer
                                       Robert S. Pfeiffer,
                                       Vice President
                                       (Principal Accounting Officer)