Form 10-Q
period 1996-06-30
MAY DRILLING PARTNERSHIP 1984-3
filed 1996-08-13
CIK 739647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                         MAY DRILLING PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                               June 30,        December 31,
                                                 1996              1995


 ASSETS
 Investment in
 May Limited Partnership 1984-3                  $364              $317
                                                  ===               ===


 PARTNERS' CAPITAL

 Partners' Capital                               $364              $317
                                                  ===               ===






<F1>
NOTE: The statements of operations and cash flows for May Drilling Partnership
      1984-3 are not presented because such information is equal to the limited partner s share of such activity as presented in the May Limited
      Partnership 1984-3 financial statements. The May drilling Partnership carries its investment in May Limited Partnership 1984-3 on the equity method. The May Limited Partnership 1984-3 financial statements should be read in conjunction with these balance sheets.





                         MAY LIMITED PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                  June 30,       December 31,
                                                    1996             1995

 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                      $    283          $    273
 Accrued oil and gas sales                           274               281
 Due from affiliate                                  148                86
 Contributions receivable from
 general partner                                                        30
                                                 -------           -------

 Total                                               705               670
                                                 -------           -------

 OIL AND GAS PROPERTIES, using the full
 cost method of accounting                         7,629             7,629
 Less - Accumulated depletion                     (7,629)           (7,629)
                                                 -------           -------

 Net oil and gas properties                            -                 -
                                                 -------           -------

 TOTAL ASSETS                                   $    705          $    670
                                                 =======           =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
 Accounts payable and accrued
 liabilities                                    $      9          $     16
                                                 -------           -------

 Total                                                 9                16
                                                 -------           -------

 PARTNERS' CAPITAL
 General partner                                     332               337
 Limited partner                                     364               317
                                                 -------           -------

 Total                                               696               654
                                                 -------           -------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL        $    705          $    670
                                                 =======           =======


                                          MAY LIMITED PARTNERSHIP 1984-3
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                   (In thousands, except for unit information)


                                                 For the Three Months Ended
                                                          June 30,
                                                   1996              1995

 REVENUES
 Oil revenue                                    $    194          $    157
 Gas revenue                                         298               174
 Interest income                                       4                 4
                                                 -------           -------

 Total                                               496               335
                                                 -------           -------

 COSTS AND EXPENSES
 Lease operating                                       9                 9
 Production taxes                                     31                27
 General and administrative                           13                11
 Professional services and other                       2                 2
                                                 -------          --------

 Total                                                55                49
                                                 -------           -------

 NET INCOME                                     $    441          $    286
                                                 =======           =======

 ALLOCATION OF NET INCOME:


 General Partner                                $    149          $     95
                                                 =======           =======

 Limited Partner                                $    292          $    191
                                                 =======           =======

 Per initial $1,000 limited partner
 investment                                     $  44.25          $  28.94
                                                 =======           =======

 Weighted average initial $1,000 limited
 partner investment units outstanding              6,599             6,599
                                                 =======           =======


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                  For the Six Months Ended
                                                          June 30,
                                                   1996              1995

 REVENUES
 Oil revenue                                    $    418          $    283
 Gas revenue                                         792               310
 Interest income                                       8                 8
                                                 -------           -------

 Total                                             1,218               601
                                                 -------           -------

 COSTS AND EXPENSES
 Lease operating                                      19                16
 Production taxes                                     72                48
 General and administrative                           22                23
 Depletion                                                               3
 Professional services and other                       5                 5
                                                 -------           -------

 Total                                               118                95
                                                 -------           -------

 NET INCOME                                     $  1,100          $    506
                                                 =======           =======

 ALLOCATION OF NET INCOME:

 General Partner                                $    370          $    171
                                                 =======           =======

 Limited Partner                                $    730          $    335
                                                 =======           =======


 Per initial $1,000 limited
 partner investment                             $ 110.62          $  50.77
                                                 =======           =======

 Weighted average initial $1,000 limited
 partner investment units outstanding              6,599             6,599
                                                 =======           =======

                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                For the Six Months Ended
                                                        June 30,
                                                  1996              1995

 OPERATING ACTIVITIES:
 Net income                                   $  1,100          $    506
 Adjustment to reconcile net income to
 net cash provided by operating
 activities:
 Depletion                                                             3
                                               -------           -------

 Cash from operations before working
 capital changes                                 1,100               509

 Changes in assets and liabilities
 provided (used) cash:
 Accrued oil and gas sales                           7                 8
 Due from affiliate                                (62)               30
 Contributions receivable from general              30                29
 partner
 Accounts payable and accrued liabilities           (7)               (4)
                                               -------           -------

 Net cash provided by operating
 activities                                      1,068               572
                                               -------           -------

 INVESTING ACTIVITIES:
 Additions to oil and gas properties                                  (3)
                                               -------           -------

 Net cash used in investing activities                                (3)
                                               -------           -------

 FINANCING ACTIVITIES:
 Distributions to partners                      (1,058)             (629)
                                               -------           -------


 Net cash used in financing activities          (1,058)             (629)
                                               -------           -------


 NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   10               (60)

 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period                      273               304
                                               -------           -------

 Balance, end of period                       $    283          $    244
                                               =======           =======




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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $1,068,000 for the second quarter of 1996, and $1,058,000 was distributed to partners. A distribution was declared in July 1996. The distribution amount is $332,000, payable $220,000 to May Drilling Partnership 1984-3 partners and $112,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

OIL REVENUES

Oil revenue increased $37,000 during the second quarter 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in the average oil price. Oil production increased 10% on the Freddie Aker #1 due to an increase in the state allowable production limits.
The average oil price increased from $18.48 per barrel in 1995 to $20.81 per barrel in 1996.

GAS REVENUE

Gas revenue increased $124,000 for the second quarter of 1996 as compared to the corresponding period in 1995 due to an increase in the average gas price, combined with an increase in production. The average gas price increased from $1.99 per mcf in 1995 to $2.74 per mcf in 1996. Gas production increased 24% on the Freddie Aker #1 due to an increase in the state allowable production limits.

PRODUCTION TAXES

Production taxes increased $4,000 during the second quarter of 1996 as compared to the corresponding period in 1995 due an increase in oil and gas revenue previously discussed.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $2,000 during the second quarter of 1996 as compared with the second quarter of 1995 due to an increase in allocated overhead from the general partner.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

The comparisons for the six months ended June 30, 1996 and the six months ended June 30, 1995 are consistent with those discussed in the second quarter 1996 compared to the second quarter 1995 except for the following:

OIL REVENUE

Oil revenue increased $135,000 during the first six months of 1996 as compared with the same period in 1995 due to a 34% increase in production due to higher state allowable production limits, combined with an increase in average oil prices. Average oil prices increased from $18.10 per barrel during 1995 to $19.89 per barrel during 1996.

GAS REVENUE

Gas revenue increased $482,000 during the first six months of 1996 as compared with the same period during 1995 due to a 49% increase in production resulting from higher state allowable production limits, combined with an increase in average gas prices. The average gas price increased from $1.91 per mcf in 1995 to $3.27 per mcf in 1996.

LEASE OPERATING

Lease operating expense increased $3,000 during the second quarter of 1996 as compared to the corresponding period in 1995 due to an increase in maintenance costs on the Freddie Aker #1.

GENERAL AND ADMINISTRATIVE

General and administrative expense decreased $1,000 for the first six months of 1996 as compared to the corresponding period in 1995 as a result of a decrease in the allocation of overhead from the general partner.


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

                                        MAY DRILLING PARTNERSHIP 1984-3
                                        MAY LIMITED PARTNERSHIP 1984-3


                                        BY:  EDP OPERATING, LTD.,
                                             GENERAL PARTNER
                                        BY:  HALLWOOD G. P., INC.,
                                             GENERAL PARTNER




 Date: August 1, 1996                   By: /s/Robert S. Pfeiffer
                                           Robert S. Pfeiffer, Vice President
                                           (Principal Accounting Officer)