Form 10-Q
period 1997-03-31
MAY DRILLING PARTNERSHIP 1984-3
filed 1997-05-12
CIK 739647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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


                                          MAY DRILLING PARTNERSHIP 1984-3
                                                  BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                        March 31,                 December 31,
                                                                          1997                        1996
ASSETS
Investment in
     May Limited Partnership 1984-3                                       $476                        $482
                                                                           ===                         ===

PARTNERS' CAPITAL
Partners' Capital                                                         $476                        $482
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


                                          MAY LIMITED PARTNERSHIP 1984-3
                                                  BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                  March 31,                  December 31,
                                                                                     1997                        1996

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $   452                     $   390
     Accrued oil and gas sales                                                         235                         367
     Due from affiliate                                                                194                         132
     Contributions receivable from general partner                                                                  36
                                                                                 ---------                    --------
              Total                                                                    881                         925
                                                                                    ------                     -------

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                                  7,641                       7,641
         Less accumulated depletion                                                (7,641)                     (7,641)
                                                                                    -----                      ------
              Net oil and gas properties                                                 -                           -
                                                                                ----------                 -----------

TOTAL ASSETS                                                                      $    881                    $    925
                                                                                   =======                     =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $      10                   $      12
                                                                                  --------                    --------
              Total                                                                     10                          12
                                                                                  --------                    --------

PARTNERS' CAPITAL
     General partner                                                                   395                         431
     Limited partner                                                                   476                         482
                                                                                    ------                     -------
              Total                                                                    871                         913
                                                                                    ------                     -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $   881                    $    925
                                                                                    ======                     =======














                                     The   accompanying note is an integral part
                                           of the financial statements.




                                          MAY LIMITED PARTNERSHIP 1984-3
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                    (In thousands, except for unit information)



                                                                                  For the Three Months Ended March 31,
                                                                                    1997                        1996

REVENUES
     Oil revenue                                                                  $    180                    $    224
     Gas revenue                                                                       291                         494
     Interest income                                                                     4                           4
                                                                                 ---------                   ---------

              Total                                                                    475                         722
                                                                                   -------                     -------

COSTS AND EXPENSES
     Lease operating                                                                    14                          10
     Production taxes                                                                   30                          41
     General and administrative                                                          8                           9
     Professional services and other                                                     5                           3
                                                                                 ---------                   ---------

              Total                                                                     57                          63
                                                                                  --------                    --------

NET INCOME                                                                        $    418                    $    659
                                                                                   =======                     =======

ALLOCATION OF NET INCOME:

     General Partner                                                              $    144                    $    221
                                                                                   =======                     =======

     Limited Partner                                                              $    274                    $    438
                                                                                   =======                     =======

         Per initial $1,000 limited partner investment                             $ 41.52                     $ 66.37
                                                                                    ======                      ======

         Weighted average initial $1,000 limited partner
              investment units outstanding                                           6,599                       6,599
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



                                          MAY LIMITED PARTNERSHIP 1984-3
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                   For the Three Months Ended March 31,
                                                                                     1997                        1996

OPERATING ACTIVITIES:
     Net income                                                                    $   418                     $   659
                                                                                    ------                      ------

              Cash from operations before
                  working capital changes                                              418                         659

     Changes in assets and liabilities provided (used) cash:
         Accrued oil and gas sales                                                     132                       (113)
         Due from affiliate                                                           (62)                       (178)
         Accounts payable and accrued liabilities                                      (2)
                                                                                ---------

              Net cash provided by operating activities                                486                         368
                                                                                   -------                      ------

FINANCING ACTIVITIES:
     Distributions to partners                                                       (460)                       (291)
     Contributions from general partner                                                 36                          30
                                                                                  --------                    --------

              Net cash used in financing activities                                  (424)                       (261)
                                                                                    -----                      ------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                   62                         107

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                                      390                         273
                                                                                    ------                      ------

     Balance, end of period                                                        $   452                     $   380
                                                                                    ======                      ======















                                     The   accompanying note is an integral part
                                           of the financial statements.

                         MAY LIMITED PARTNERSHIP 1984-3
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -       GENERAL

The financial statements presented are those of May Limited Partnership 1984-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATION
              --------------------

Liquidity and Capital Resources

Cash provided by operating activities totaled $486,000 for the three months ended March 31, 1997, and $424,000 was distributed to partners. A distribution was declared in April 1997. The distribution amount is $548,000, payable $362,000 to May Drilling Partnership 1984-3 partners and $186,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1997 Compared to First Quarter 1996

Oil Revenues

Oil revenue decreased $44,000 during the first quarter 1997 as compared to the corresponding period in 1996 as the result of a decrease in production partially offset by an increase in the average oil price. Oil production decreased 32% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines. The average oil price increased from $19.15 per barrel in 1996 to $22.68 per barrel in 1997.

Gas Revenue

Gas revenue decreased $203,000 for the first quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in the average gas price, combined with a decrease in production. The average gas price decreased from $3.70 per mcf in 1996 to $3.45 per mcf in 1997. Gas production decreased 37% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines.

Lease Operating

Lease operating expense increased $4,000 during the first quarter of 1997 as compared to the corresponding period in 1996 due to an increase in maintenance costs on the Freddie Aker #1.

Production Taxes

Production taxes decreased $11,000 during the first quarter of 1997 as compared to the corresponding period in 1996 due a decrease in oil and gas revenue previously discussed.

General and Administrative

General and administrative expense decreased $1,000 during the first quarter of 1997 as compared with the first quarter of 1996 due to a decrease in allocated overhead from the general partner.

Professional Services and Other

Professional services and other expense increased $2,000 during the first quarter of 1997 as compared with the first quarter of 1996 primarily due to the timing of these expenses.

PART II -      OTHER INFORMATION


ITEM 1  -      LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


ITEM 2  -     CHANGES IN SECURITIES

              None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              None.


ITEM 5  -     OTHER INFORMATION

                                                                           None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

              None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                      MAY DRILLING PARTNERSHIP 1984-3
                                      MAY LIMITED PARTNERSHIP 1984-3

                                      By:           EDP OPERATING, LTD.,
                                                      General Partner
                                      By:           HEPGP Ltd.,
                                                      General Partner
                                      By:           HALLWOOD G. P., INC.,
                                                      General Partner



Date: April 30, 1997                  By:     /s/Robert S. Pfeiffer
     -----------------------------         --------------------------
                                         Robert S. Pfeiffer, Vice President
                                           (Principal Accounting Officer)