Form 10-Q
period 1998-03-31
MAY DRILLING PARTNERSHIP 1984-3
filed 1998-05-08
CIK 739647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               March 31,                December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1984-3                                     $ 241                     $ 340
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 241                     $ 340
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


                         MAY LIMITED PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     March 31,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $   308                 $   313
    Accrued oil and gas sales                                              127                     221
    Due from affiliate                                                      74                     123
    Contributions receivable from general partner                                                   39
                                                                      --------                --------
         Total                                                             509                     696
                                                                        ------                  ------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                       7,724                   7,724
       Less accumulated depletion                                       (7,695)                  (7,689)
                                                                         -----                    -----
         Net oil and gas properties                                         29                      35
                                                                        ------                 -------

TOTAL ASSETS                                                           $   538                 $   731
                                                                        ======                  ======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                          $      9                $     14
                                                                       -------                 -------

PARTNERS' CAPITAL
    General partner                                                        288                     377
    Limited partner                                                        241                     340
                                                                        ------                  ------
         Total                                                             529                     717
                                                                        ------                  ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $   538                 $   731
                                                                        ======                  ======




















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                      For the Three Months Ended March 31,
                                                                        1998                      1997

REVENUES
    Oil revenue                                                       $    75                    $   180
    Gas revenue                                                           152                        291
    Interest                                                                4                          4
                                                                     --------                   --------
         Total                                                            231                        475
                                                                       ------                     ------

COSTS AND EXPENSES
   Lease operating                                                          9                         14
   Production taxes                                                        16                         30
   General and administrative                                               8                          8
   Depletion                                                                6
   Professional services and other                                          5                          5
                                                                     --------                   --------
         Total                                                             44                         57
                                                                      -------                    -------

NET INCOME                                                            $   187                    $   418
                                                                       ======                     ======

ALLOCATION OF NET INCOME:

    General Partner                                                  $     64                    $   144
                                                                      =======                     ======

    Limited Partner                                                   $   123                    $   274
                                                                       ======                     ======

       Per initial $1,000 limited partner
         investment                                                    $18.64                     $41.52
                                                                        =====                      =====

       Weighted average initial $1,000 limited
         partner investment units outstanding                           6,599                      6,599
                                                                       ======                     ======


















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                      For the Three Months Ended March 31,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                         $   187                   $   418
    Adjustment to reconcile net income to net
       cash provided by operating activities:
          Depletion                                                          6

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                             94                       132
      Due from affiliate                                                    49                       (62)
      Accounts payable and accrued liabilities                              (5)                       (2)
                                                                      --------                  --------
              Net cash provided by operating activities                    331                       486
                                                                        ------                    ------

FINANCING ACTIVITIES:
      Distributions to partners                                           (375)                     (460)
      Contributions from general partner                                    39                        36
                                                                       -------                   -------
              Net cash used in financing activities                       (336)                     (424)
                                                                        ------                    ------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        (5)                       62

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        313                       390
                                                                        ------                    ------

       Balance, end of period                                          $   308                   $   452
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

The financial statements presented are those of May Limited Partnership 1984-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash provided by operating activities totaled $331,000 for the three months ended March 31, 1998, and $375,000 was distributed to partners. A distribution payable to partners of record as of March 31, 1998 was declared in April 1998. The distribution amount is $283,000, payable $187,063 to May Drilling Partnership 1984-3 partners and $95,937 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1998 Compared to First Quarter 1997

Oil Revenue

Oil revenues decreased $105,000 in the first quarter of 1998 as compared with the first quarter of 1997 as a result of a decrease in production and a decrease in the average oil price. Oil production decreased 35% on the Freddie Aker #1 due to increased rates of water production on the well. The average oil price decreased from $22.68 per barrel in 1997 to $14.63 per barrel in 1998.

Gas Revenue

Gas revenue decreased $139,000 during the first quarter of 1998 as compared to the first quarter of 1997 due to a decrease in production and a decrease in the average gas price. The average gas price decreased from $3.45 per mcf in 1997 to $2.59 per mcf in 1998. Gas production decreased 30% on the Freddie Aker #1 due to increased rates of water production on the well.

Lease Operating

Lease operating expense decreased $5,000 during the first quarter of 1998 as compared to the first quarter of 1997 due to decreased maintenance activity on the Freddie Aker #1.

Production Taxes

Production taxes decreased $14,000 during the first quarter of 1998 as compared to the first quarter of 1997 due to decreased production previously discussed.

Depletion

Depletion expense increased $6,000 during the first quarter of 1998 as compared with the first quarter of 1997 due to higher capitalized costs during 1998.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1997.


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

                                     MAY DRILLING PARTNERSHIP 1984-3
                                     MAY LIMITED PARTNERSHIP 1984-3

                                     By:  EDP OPERATING, LTD.,
                                          General Partner

                                          By:  HEPGP Ltd.,
                                               General Partner

                                          By:  HALLWOOD G. P., INC.,
                                               General Partner



Date:  May 1, 1998                        By:  /s/Thomas J. Jung
-------------------                            ----------------------------
                                               Thomas J. Jung, Vice President
                                               (Principal Accounting Officer)