Form 10-Q
period 1999-06-30
MAY DRILLING PARTNERSHIP 1984-3
filed 1999-08-12
CIK 739647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 2-89194


                         MAY DRILLING PARTNERSHIP 1984-1
                         MAY LIMITED PARTNERSHIP 1984-1
             (Exact name of registrant as specified in its charter)


                                                                      75-1973664
             Texas                                                    75-1973661
  (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                          Identification Number)

  4610 South Ulster Street Parkway
             Suite 200
          Denver, Colorado                                                 80237
  (Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



                         MAY DRILLING PARTNERSHIP 1984-1
              STATEMENTS OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                                 June 30,                December 31,
                                                                                   1999                      1998

ASSETS
   Investment in May Limited Partnership 1984-1                                                              $ 40
                                                                                                              ===

LIABILITIES
   Investment in May Limited Partnership 1984-1                                    $(17)
                                                                                    ===

NET ASSETS (LIABILITIES) IN LIQUIDATION                                            $(17)                     $ 40
                                                                                    ===                       ===






NOTE:The statements of operations, changes in net assets in liquidation, and cash flows for May Drilling Partnership 1984-1 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-1 financial statements.
     The  May  Drilling  Partnership  carries  its  investment  in  May  Limited
     Partnership 1984-1 on the equity method. The May Limited Partnership 1984-1 financial statements should be read in conjunction with these statements of net assets (liabilities) in liquidation. The May Limited Partnership 1984-1 changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998 as described in Note 1 to the financial statements.
























           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-1
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                       June 30,               December 31,
                                                                          1999                    1998

ASSETS
    Cash and cash equivalents                                           $     69               $    140
    Accrued oil and gas sales                                                 31                     40
    Due from affiliate                                                        12                     19

OIL AND GAS PROPERTIES,
    At estimated net realizable value                                         61                     61
                                                                        --------               --------

TOTAL ASSETS                                                                 173                    260
                                                                         -------                -------

LIABILITIES
    Accounts payable and accrued liabilities                                   7                     11
    Deferred appreciated gain on oil and gas properties                       55                     52
                                                                        --------               --------

NET ASSETS IN LIQUIDATION                                               $    111               $    197
                                                                         =======                =======






























           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-1
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE
                        THREE MONTHS ENDED JUNE 30, 1999
        STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         1999                        1998
                                                                         ----                        ----

REVENUES
   Gas revenue                                                         $    34                     $    63
   Oil revenue                                                              17                          31
   Interest                                                                  1                           3
                                                                       -------                     -------
         Total                                                              52                          97
                                                                        ------                      ------

COSTS AND EXPENSES
   Lease operating                                                           6                           7
   Production taxes                                                          4                           7
   General and administrative                                                7                           7
   Depletion                                                                 1                           2
   Professional services and other                                           3                           2
                                                                       -------                     -------
         Total                                                              21                          25
                                                                        ------                      ------

NET INCOME FROM OPERATIONS                                                  31                     $    72
                                                                                                    ======

NET ASSETS IN LIQUIDATION,
   BEGINNING OF PERIOD                                                     166

DISTRIBUTIONS TO PARTNERS                                                  (86)

NET ASSETS IN LIQUIDATION,
   END OF PERIOD                                                       $   111
                                                                        ======

ALLOCATION OF NET INCOME:

    General Partner                                                                                $    29
                                                                                                    ======

    Limited Partner                                                                                $    43
                                                                                                    ======

       Per initial $1,000 limited partner
         investment                                                                                 $ 8.01
                                                                                                     =====

       Weighted average initial $1,000 limited
         partner investment units outstanding                                                        5,371









           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-1
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE
                         SIX MONTHS ENDED JUNE 30, 1999
         STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         1999                        1998
                                                                         ----                        ----

REVENUES
   Gas revenue                                                         $    64                     $   151
   Oil revenue                                                              34                          74
   Interest                                                                  2                           6
                                                                      --------                    --------
         Total                                                             100                         231
                                                                        ------                      ------

COSTS AND EXPENSES
   Lease operating                                                           9                          12
   Production taxes                                                          8                          16
   General and administrative                                               14                          14
   Depletion                                                                 3                           6
   Professional services and other                                           7                           7
                                                                      --------                    --------
         Total                                                              41                          55
                                                                       -------                     -------

NET INCOME FROM OPERATIONS                                                  59                     $   176
                                                                                                    ======

NET ASSETS IN LIQUIDATION,
   BEGINNING OF PERIOD                                                     197

DISTRIBUTIONS TO PARTNERS                                                 (145)

NET ASSETS IN LIQUIDATION,
   END OF PERIOD                                                       $   111
                                                                        ======

ALLOCATION OF NET INCOME:

    General Partner                                                                               $     68
                                                                                                   =======

    Limited Partner                                                                                $   108
                                                                                                    ======

       Per initial $1,000 limited partner
         investment                                                                                 $20.11

       Weighted average initial $1,000 limited
         partner investment units outstanding                                                        5,371









           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-1
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)
                                 (In thousands)



OPERATING ACTIVITIES:
    Net income                                                                                     $   176
    Adjustment to reconcile net income to net
       cash provided by operating activities:
          Depletion                                                                                      6

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                                                         75
      Due from affiliate                                                                                39
      Accounts payable and accrued liabilities                                                          (5)
                                                                                                  --------
              Net cash provided by operating activities                                                291
                                                                                                    ------

FINANCING ACTIVITIES -
      Distributions to partners                                                                       (349)

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                                   (58)

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                                                    221

       Balance, end of period                                                                      $   163
                                                                                                    ======

























           The accompanying note is an integral part of the financial statements.

                         MAY LIMITED PARTNERSHIP 1984-1
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1    -   GENERAL

The financial statements presented are those of May Limited Partnership 1984-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1998 Annual Report on Form 10-K.

The terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extends through July 18, 1999. The partnerships are expected to be liquidated in 1999. As a result, the General Partnership and the Limited Partnership changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998. Accordingly, assets have been valued at estimated realizable value, net of estimated disposition costs, and liabilities have been adjusted to estimated settlement amounts, as follows (in thousands):

                                                             June 30,       December 31,
                                                               1999              1998

Appreciation of oil and gas properties                         $   55           $   52
Deferral of appreciated gain on oil and gas properties            (55)             (52)

The Company has received an appraisal indicating an appreciation of $55,000 and $52,000 over the historical net carrying value of the Limited Partnership's oil and gas properties at June 30, 1999 and December 31, 1998, respectively. Because of the inherent uncertainty about the timing and amount of the gain that may ultimately be realized, such estimated gain has been deferred at June 30, 1999 and December 31, 1998.

The statements of operations for the three months and the six months ended June 30, 1998, and cash flows of the Limited Partnership for the six months ended June 30, 1998 have been prepared using the historical cost (going concern) basis of accounting on which the General Partnership and the Limited Partnership had previously reported their financial condition and results of operations.

After July 18, 1999, the general partner will proceed to wind-up the Drilling Partnership and the Limited Partnership. This process includes preparing a final accounting, paying the liabilities of the Partnerships, and making a liquidating distribution in accordance with the capital accounts of the partners. The Limited Partnership owns a minority interest in one well. The general partner anticipates that it will distribute any cash remaining after the payment of liabilities, and will assign working interests in the well to the partners.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership distributed $145,000 to partners during the first six months of 1999. A distribution payable to partners of record as of June 30, 1999 was declared in July 1999. The distribution amount is $55,000 payable $34,485 to May Drilling Partnership 1984-1 partners and $20,515 to the general partner.

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

The Plan. The Limited Partnership's Year 2000 Plan (the "Plan") has four phases:
(i) assessment, (ii) inventory, (iii) remediation, testing and implementation and (iv) contingency plans. Approximately twelve months ago, the Limited
Partnership began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory plans have been substantially completed and have assessed and identified the Limited Partnership IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Limited Partnership for reservoir engineering must be updated or replaced. Remediation, testing and implementation are scheduled to be completed by August 31, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

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

Results of Operations

Second Quarter 1999 Compared to Second Quarter 1998

Gas Revenue

Gas revenue decreased $29,000 during the second quarter of 1999 compared to the second quarter of 1998 due to a 47% decrease in production partially offset by an increase in the average gas price. The decrease in production is due to increased rates of water production on the Freddie Aker #1 well in Louisiana. The average gas price increased from $2.66 per mcf in 1998 to $2.70 in 1999.

Oil Revenue

Oil revenues decreased $14,000 in the second quarter of 1999 compared to the second quarter of 1998 as a result of a decrease in production partially offset by an increase in the average oil price. Oil production decreased 49% on the Freddie Aker #1 well due to increased rates of water production on the well. The average oil price increased from $13.19 per barrel in 1998 to $14.73 per barrel in 1999.

Interest

Interest income decreased $2,000 during the second quarter of 1999 compared to the second quarter of 1998 due to a lower average cash balance during 1999.

Lease Operating

Lease operating expense decreased $1,000 during the second quarter of 1999 compared to the second quarter of 1998 due to decreased maintenance activity on the Freddie Aker #1 well.

Production Taxes

Production taxes decreased $3,000 during the second quarter of 1999 compared to the second quarter of 1998 due to decreased production previously discussed.

Depletion

Depletion expense decreased $1,000 during the second quarter of 1999 compared to the second quarter of 1998 due to a decrease in the depletion rate resulting from lower production during 1999.

Professional Services and Other

Professional services and other expense increased $1,000 during the second quarter of 1999 compared to the second quarter of 1998 due to an increase in numerous miscellaneous items, none of which is individually significant.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

The comparisons for the six months ended June 30, 1999 and the six months ended June 30, 1998 are consistent with those discussed in the second quarter 1999 compared to the second quarter of 1998 except for the following.

Gas Revenue

Gas revenue decreased $87,000 during the first six months of 1999 as compared to the corresponding period in 1998 due to a decrease in production combined with a decrease in price. Gas production decreased 49% due to increased rates of water production on the Freddie Aker #1 well. The average gas price decreased from $2.62 per mcf in 1998 to $2.35 per mcf in 1999.

Oil Revenue

Oil revenue decreased $40,000 during the first six months of 1999 as compared to the corresponding period in 1998 due to a decrease in production, and a decrease in the average oil price. The average oil price decreased from $14.00 per barrel in 1998 to $12.73 per barrel in 1999. Oil production decreased 49% due to increased rates of water production on the Freddie Aker #1 well.

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

                                       MAY DRILLING PARTNERSHIP 1984-1
                                       MAY LIMITED PARTNERSHIP 1984-1

                                       By:  EDP OPERATING, LTD.,
                                               General Partner

                                             By:  HEPGP Ltd.,
                                                     General Partner

                                             By:  HALLWOOD G. P., INC.,
                                                     General Partner



Date:  August 5, 1999                        By:   Thomas J. Jung
                                                  Thomas J. Jung, Vice President
                                                  (Principal Accounting Officer)